Form 10-K
period 2025-12-31
Duke Energy Carolinas SC Storm Funding LLC; Duke Energy Carolinas, LLC
filed 2026-03-26
CIK 2082860, 30371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________

Commission File Number	Exact Name of Registrants as Specified in their Charters, State or Other Jurisdiction of Incorporation or Organization, Address of Principal Executive Offices, Zip Code and Registrants' Telephone Number	IRS Employer Identification No.
333-290125-01	DUKE ENERGY CAROLINAS SC STORM FUNDING LLC	39-3744095
(a Delaware limited liability company)
525 South Tryon Street
Charlotte, North Carolina 28202
800-488-3853

1-4928	DUKE ENERGY CAROLINAS, LLC	56-0205520
(Depositor and Sponsor)
(a North Carolina limited liability company)
525 South Tryon Street
Charlotte, North Carolina 28202
800-488-3853
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Duke Energy Carolinas SC Storm Funding LLC                     Yes ☐ No ☒
Duke Energy Carolinas, LLC (Duke Energy Carolinas)                     Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. (Response applicable to all registrants.) Yes ☐ No ☒
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrants have filed a report on and attestation to their managements' assessment of the effectiveness of their internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued their audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrants included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
DOCUMENTS INCORPORATED BY REFERENCE
None
Auditor Firm ID: 34      Auditor Name: Deloitte & Touche LLP Auditor Location: Charlotte, NC

PART I
The following Items have been omitted pursuant to General Instruction J of Form 10-K:
•Item 1. Business.
•Item 1A. Risk Factors.
•Item 1C. Cybersecurity.
•Item 2. Properties.
Item 1B. Unresolved Staff Comments.
None.
Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosures.
None.
PART II
The following Items have been omitted pursuant to General Instruction J of Form 10-K:
•Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
•Item 6. Selected Financial Data.
•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
•Item 8. Financial Statements and Supplementary Data.
•Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
•Item 9A. Controls and Procedures.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Following are the managers and executive officers of Duke Energy Carolinas SC Storm Funding LLC ("DECSCSF") as of the date of the report:

Name	Age	Current and Recent Positions Held
Nicholas J. Giaimo	44
Senior Vice President, Treasurer and Chief Risk Officer, Duke Energy Carolinas and Duke Energy Corporation. Mr. Giaimo has served in this role since January 2026, when he also assumed his role as President, Chief Financial Officer and Treasurer of DECSCSF. Prior to this, he served as Senior Vice President of Financial Planning & Analysis, from November 2024 to January 2026; Vice President Financial Planning & Analysis from May 2021 to November 2024; Director Financial Planning & Analysis Carolinas Electric Utilities, from August 2019 to May 2021; Director Financial Planning & Analysis and CFO of Natural Gas Segment, from October 2016 to August 2019. During his tenure at Piedmont Natural Gas, Mr. Giaimo served as Assistant Treasurer and Director Investor Relations from November 2014 to October 2016 and Manager Capital Markets and Investor Relations, August 2007 to November 2014.

Abigail L. Motsinger	42
Senior Vice President, Chief Accounting Officer and Controller. Ms. Motsinger has been appointed to serve as Senior Vice President, Chief Accounting Officer and Controller, effective March 2026. Prior to that she was Vice President, Investor Relations from November 2022 until March 2026; Director, Jurisdictional Forecasting from May 2021 until November 2022; Investor Relations Manager from November 2017 until May 2021; and, prior to that, in various roles of increasing responsibility since joining Duke Energy in 2010. Her role as Manager and Controller of DECSCSF began in March 2026.

Bernard J. Angelo	56
Senior Vice President of Global Securitization Services, LLC. Mr. Angelo assumed his role as Senior Vice President of Global Securitization Services in 1997. In addition, he assumed his role as Independent Manager of DECSCSF in August 2025.

DECSCSF is a wholly owned, bankruptcy remote subsidiary of Duke Energy Carolinas, LLC. Duke Energy Carolinas, LLC is an indirect wholly owned subsidiary of Duke Energy Corporation ("Duke Energy").
Code of Conduct
Duke Energy has adopted a code of ethics that applies to all officers and employees of Duke Energy and its affiliates, including DECSCSF. This code of ethics, entitled “Code of Business Ethics,” is posted on Duke Energy's website at www.duke-energy.com/our-company/about-us/ethics. Duke Energy's Code of Business Ethics is administered by the Chief Ethics and Compliance Officer of Duke Energy, who provides regular reports directly to the Audit Committee of the Board of Directors of Duke Energy.
Item 11. Executive Compensation.
Other than the annual independent manager fee of $2,000 paid to Global Securitization Services, LLC, DECSCSF does not pay any compensation to its managers or executive officers.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
None.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
None.
Item 14. Principal Accounting Fees and Services.
Omitted pursuant to General Instruction J of Form 10-K.
PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)(1) and (a)(2)	Financial Statements and Financial Statement Schedules are omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

(a)(3) and (b)	See Exhibit Index included as the last part of this report, which is incorporated herein by reference.

(c)	Not applicable.
Item 16. Form 10-K Summary.
None.
Item 1112(b). Significant Obligors of Pool Assets.
None.
Item 1114(b)(2). Credit Enhancement and Other Support, Except For Certain Derivative Instruments.
None.
Item 1115(b). Certain Derivative Instruments.
None.
Item 1117. Legal Proceedings.
U.S. Bank National Association has provided the following information to the depositor:
On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.
U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.
Item 1119. Affiliations and Certain Relationships and Related Transactions.
DECSCSF is a wholly owned subsidiary of Duke Energy Carolinas, LLC, which is the depositor, sponsor and servicer.
Item 1122. Compliance With Applicable Servicing Criteria.
See Exhibits 33.1, 33.2, 34.1, and 34.2 of this Form 10-K.
Item 1123. Servicer Compliance Statement.
See Exhibit 35.1 of this Form 10-K.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
No such annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to the registrant’s security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.
EXHIBIT INDEX
Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Exhibit No.	Description of Exhibit
3.1
Certificate of Formation of Duke Energy Carolinas SC Storm Funding LLC (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SF-1 of Duke Energy Carolinas, LLC and Duke Energy Carolinas SC Storm Funding LLC filed on September 9, 2025)

3.2
Amended and Restated Limited Liability Company Agreement of Duke Energy Carolinas SC Storm Funding LLC, dated and effective as of November 13, 2025 (incorporated by reference to Exhibit 3.2 to Form 8-K filed November 25, 2025)

4.1
Indenture, dated as of November 25, 2025, by and between Duke Energy Carolinas SC Storm Funding LLC, and U.S. Bank Trust Company, National Association, as Indenture Trustee and U.S. Bank National Association, as Securities Intermediary and Account Bank (incorporated by reference to Exhibit 4.1 to Form 8-K filed November 25, 2025)

4.2
Series Supplement, dated as of November 25, 2025, by and between Duke Energy Carolinas SC Storm Funding LLC, and U.S. Bank Trust Company, National Association, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed November 25, 2025)

10.1
Storm Recovery Property Servicing Agreement dated as of November 25, 2025 by and between Duke Energy Carolinas SC Storm Funding LLC, and Duke Energy Carolinas, LLC, as Servicer (incorporated by reference to Exhibit 10.1 to Form 8-K filed dated November 25, 2025)

10.2
Storm Recovery Property Purchase and Sale Agreement, dated as of November 25, 2025, by and between Duke Energy Carolinas SC Storm Funding LLC, and Duke Energy Carolinas, LLC, as Servicer (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 25, 2025)

10.3
Administration Agreement, dated as of November 25, 2025, by and between Duke Energy Carolinas SC Storm Funding LLC and Duke Energy Carolinas, LLC, as administrator (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 25, 2025)

*31.1	Rule 13a-14(d)/15d-14(d) Certification
*33.1	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for Duke Energy Carolinas, LLC, Servicer
*33.2	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for U.S. Bank Trust Company, National Association, Indenture Trustee
*34.1	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of Deloitte & Touche LLP on behalf of Duke Energy Carolinas, LLC, Servicer
*34.2	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of Ernst and Young, LLP on behalf of U.S. Bank Trust Company, National Association, Indenture Trustee
*35.1	Servicer Compliance Statement
99.1
Financing Order, filed by Duke Energy Carolinas, LLC on August 1, 2025 (incorporated by reference to Exhibit 99.1 to Registration Statement on Form SF-1 of Duke Energy Carolinas, LLC and Duke Energy Carolinas SC Storm Funding LLC filed on September 9, 2025)

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 26, 2026

DUKE ENERGY CAROLINAS SC STORM FUNDING LLC

By:	/s/ Abigail L. Motsinger
Abigail L. Motsinger
Controller and Manager

DUKE ENERGY CAROLINAS, LLC

By:	/s/ Abigail L. Motsinger
Abigail L. Motsinger
Senior Vice President, Chief Accounting Officer and Controller
Duke Energy Carolinas, LLC